Form 10-Q
period 1995-03-31
VIPONT ROYALTY INCOME FUND LTD
filed 1995-05-10
CIK 809873

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended                               Commission File No.
      March 31, 1995                                           0-16124

                       VIPONT ROYALTY INCOME FUND, LTD.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Colorado                                                84-10710523
- - --------------------------------------------------------------------------------
 (State of Incorporation)                                    (I.R.S. Employer
                                                          Identification Number)

2579 Midpoint Drive
Fort Collins, Colorado                                             80525
- - --------------------------------------------------------------------------------
(Address of principal                                            (Zip Code)
 executive offices)


                                (970) 482-5868
              ---------------------------------------------------
              (Registrant's telephone number including area code)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X                                  No
                    ---                                    ---

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        VIPONT ROYALTY INCOME FUND, LTD.
                                 BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                  (Unaudited)

                                     ASSETS

                                                                          March 31,            December 31,
                                                                             1995                 1994
                                                                      ------------------    ----------------
CURRENT ASSETS:
    Cash and cash equivalents                                        $               ---   $             ---
                                                                     -------------------   -----------------


TOTAL                                                                $               ---   $             ---
                                                                     ===================   =================


                                            LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable - general partner                               $           138,220   $         131,900
                                                                     -------------------   -----------------

              Total current liabilities                                          138,220             131,900
                                                                     -------------------   -----------------

PARTNERS' EQUITY (DEFICIT)
    General partner                                                              102,465             102,465
    Limited partners (5,175 units
      authorized, issued and outstanding)                                      8,901,000           8,901,000
    Accumulated deficit                                                       (9,141,685)         (9,135,365)
                                                                     -------------------   -----------------

              Total partners' deficit                                           (138,220)           (131,900)
                                                                     -------------------   -----------------

TOTAL                                                                $               ---   $             ---
                                                                     ===================   =================





                       See notes to financial statements.

                        VIPONT ROYALTY INCOME FUND, LTD.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)


                                                                                 1995                 1994
                                                                              -----------         -----------
EXPENSES
    General and administrative expenses                                        $   6,320          $    11,541
                                                                               ----------         ------------

NET LOSS                                                                       $  (6,320)         $   (11,541)
                                                                               ==========         ============

NET LOSS PER LIMITED PARTNERSHIP INTEREST                                      $   (1.21)         $     (2.21)
                                                                               ===============================





                       See notes to financial statements.

                        VIPONT ROYALTY INCOME FUND, LTD.
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (Unaudited)


                                                    General            Limited
                                                   Partner 1%        Partners 99%          Total
                                                   ----------        ------------       -------------
BALANCE, December 31, 1994                         $   11,113        $  (143,013)        $  (131,900)

Net Loss                                                  (63)            (6,257)             (6,320)
                                                   ----------        -----------         -----------

BALANCE, March 31, 1995                            $   11,050        $  (149,270)        $  (138,220)
                                                   ==========        ===========         ===========





                       See notes to financial statements.

                        VIPONT ROYALTY INCOME FUND, LTD.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)


                                                                                  1995                 1994
                                                                              -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $      (6,320)       $     (11,541)

    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Changes in operating assets and liabilities:
          Accounts payable - general partner                                       6,320               11,541
                                                                           -------------        -------------

              Cash used in operating activities                                      ---                  ---
                                                                           -------------        -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            ---                  ---

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                ---                  ---
                                                                           -------------        -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $         ---        $         ---
                                                                           =============        =============





                       See notes to financial statements.

                        VIPONT ROYALTY INCOME FUND, LTD.
                         NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements of Vipont Royalty Income Fund, Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. These financial statement should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1994, filed with the Securities and Exchange Commission in the Partnership's Annual Report on Form 10-K.

NOTE 2.  RELATED PARTY TRANSACTIONS

         A Special Meeting of the limited partners of the Partnership was held on October 14, 1992, to consider a proposal (the "Proposal") to authorize Atrix Laboratories, Inc., the general partner of the Partnership (the "General Partner"), to amend various documents between the Partnership and the General Partner (the "Partnership Documents") to share in certain royalties and/or proceeds from the sale of rights related to a Perio Product. The Proposal was approved by the limited partners at the Special Meeting held on October 14, 1992.

         Prior to the amendment of the Partnership Documents, the General Partner was not entitled to participate in royalties from the sale of the Perio Product-Sanguinarine, other than from its General Partner's Interest in the Partnership. As a result of the approval of the Proposal, and in consideration for its funding of clarifying studies, the Phase III clinical studies and a New Drug Application ("NDA") filing, if any, Atrix Laboratories, Inc., as General Partner of the Partnership, will be entitled to participate in royalties and/or proceeds from the sale of rights related to a Perio Product containing sanguinarine. Further, the Partnership will not be required to pay any of the future costs for the development of a Perio Product containing sanguinarine, a Perio Product containing doxycycline, or a Perio Product without an active agent, or for filing for regulatory approval, including a NDA for the same.

         The Proposal as approved, allows the General Partner to share in royalties and/or proceeds from the sale of rights related to the Perio Product-Sanguinarine and the Partnership to share in royalties and/or proceeds from the sale of rights related to the Perio Product with or without an active agent, on a percentage basis representing the ratio of the total costs, including but not limited to all costs for testing, development and securing regulatory approval, if ever, of the Perio Product with or without an active agent to the amount that each party has contributed. In determining the Partnership's contribution, the General Partner will credit the Partnership with $10,350,000, the gross amount raised in the Partnership's initial public offering of Units.

                        VIPONT ROYALTY INCOME FUND, LTD.
                         NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


         The Partnership has ongoing general and administrative expenses related to its status as a public partnership; for example, annual reports on Form 10-K and quarterly reports on Form 10-Q. Further, the Partnership is required to prepare tax returns and provide certain communications to the limited partners. It is estimated that the cost of preparing, filing, and mailing the various reports, including an annual audit, will be approximately $30,000 for the year ending December 31, 1995. The General Partner has agreed to advance funds to the Partnership to pay these expenses for the year ending December 31, 1995, pursuant to Article 4 of the Amended and Restated Agreement of Limited Partnership. Such advances will only be due and payable, if ever, from the Partnership's share of royalties and/or proceeds from the sale of rights to the Perio Product.

         The Partnership is required to pay the General Partner $12,000 annually for management fees. The Partnership owed the General Partner $138,000 at March 31, 1995 for fees and expenses incurred on behalf of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO
         THREE MONTHS ENDED MARCH 31, 1994

         There were no research expenses in the three months ended March 31, 1995 and March 31, 1994. All funds for research were exhausted prior to the current period.

         General and administrative expenses decreased to $6,320 for the three months ended March 31, 1995, from $11,541 during the three months ended March 31, 1994. These expenses included the General Partner's management fee of $1,000 per month and out-of-pocket administrative expenses of the Partnership including accounting and legal fees associated with being a public partnership. The decrease was related to lower expenditures for accounting and legal fees in the current year as fewer administrative activities were required.

         Net loss for the three months ended March 31, 1995, was $6,320 compared with $11,541 for the three months ended March 31, 1994. The net loss was the result of the Partnership's normal administration expenses related to being a public partnership. The decrease was related to lower expenditures for accounting and legal fees in the current period as fewer administrative activities were required.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1995, the Partnership had no cash or short-term investments. The funding provided to the General Partner by the Partnership to develop and test the Perio Product-Sanguinarine was exhausted prior to September 30, 1991. The Partnership Documents were amended at a Special Meeting held on October 14, 1992, to allow the Partnership and the General Partner to share in royalties or proceeds from the sale of rights. The Partnership and the General Partner will share the royalties and/or proceeds related to the Perio Product on a percentage basis, representing the ratio of the total costs, including but not limited to all costs for testing, development, and securing regulatory approval, if ever. Therefore, the Partnership is not required to repay the General Partner funds previously advanced.

         However, the Partnership has ongoing general and administrative expenses related to its status as a public partnership; for example, annual reports on Form 10-K and quarterly reports on Form 10-Q. Further, the Partnership is required to prepare tax returns and provide certain communications to the limited partners. It is estimated that the cost of preparing, filing, and mailing the various reports, including an annual audit, will be approximately $30,000 for the fiscal year ending December 31, 1995.
The General Partner has agreed to advance funds to the Partnership to pay these expenses for the year ending December 31, 1995, pursuant to Article 4 of the Amended and Restated Agreement of Limited Partnership. Such advances will only be due and payable, if ever, from the Partnership's share of royalties and/or proceeds from the sale of rights to the Perio Product.


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                 27.      Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIPONT ROYALTY INCOME FUND, LTD.
                                        (Registrant)


                                        By: ATRIX LABORATORIES, INC.
                                        Its General Partner


May 9, 1995                       By:  /s/ John E. Urheim
                                      ----------------------------------------
                                        Mr. John E. Urheim, Vice Chairman of
                                        the Board of Directors and Chief
                                        Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




 /s/ John E. Urheim               John E. Urheim                             May 9, 1995
- - -----------------------           Vice Chairman and
                                  Chief Executive Officer
                                  of the General Partner


 /s/ Kimberly A. Marks            Kimberly A. Marks                          May 9, 1995
- - ----------------------            Corporate Controller,
                                  Assistant Secretary, and
                                  Assistant Treasurer
                                  of the General Partner



                                 EXHIBIT INDEX

Exhibit No.              Exhibit Description               Page
- - -----------              -------------------               ----
    27                 Financial Data Schedule.