Form 10-K405/A
period 1994-12-31
VIPONT ROYALTY INCOME FUND LTD
filed 1995-08-18
CIK 809873

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                    Commission File No.
   December 31, 1994                                              0-16124

                      VIPONT ROYALTY INCOME FUND, LTD.
             (Exact name of registrant as specified in its charter)

       Colorado                                                84-10710523
(State of Incorporation)                                     (I.R.S. Employer
                                                          Identification Number)

2579 Midpoint Drive
Fort Collins, Colorado                                            80525
(Address of principal                                           (Zip Code)
 executive offices)

Registrant's Telephone No., including Area Code: (303) 482-5868
Securities Registered pursuant to Section 12(b) of the Act:  None
Securities Registered pursuant to Section 12(g) of the Act:


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

                 Yes   X            No
                     -----             -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /x/

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K.

(a)      The following documents of the Partnership are filed as part of this
         Report:

         1.        Financial Statements

                   Independent Auditors' Reports
                   Balance Sheets at December 31, 1994 and 1993
                   Statements of Operations for each of the three years ended
                     December 31, 1994, 1993 and 1992
                   Statements of Changes in Partners' Equity (Deficit) for each of the three years ended December 31, 1994, 1993 and 1992
                   Statements of Cash Flows for each of the three years ended
                     December 31, 1994, 1993 and 1992
                   Notes to the Financial Statements

         2.        Financial Statement Schedules

                   Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or the information required is contained elsewhere in the financial statements.

         3.        Exhibits

                   Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following document, filed with the Securities and Exchange Commission as an Exhibit to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 1987, file number 0-16124, is incorporated herein by this reference:

                                                                     Exhibit No.
                                                                     -----------
                   Certificate of Limited Partnership                    4.1

                   Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following document, filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form S-1 and amendment thereto, file number 33-11483, is incorporated herein by this reference:

                                                                     Exhibit No.
                                                                     -----------
                   Agreement of Limited Partnership                       4.2

                   Marketing Agreement, dated August 5, 1987, between    10.1
                   Atrix Laboratories, Inc. and the Registrant

                   Purchase Option Agreement, dated August 5, 1987,      10.2
                   between Atrix Laboratories, Inc. and the Registrant

         The following exhibits are included herewith:

                   Amendment No. 1 to the Agreement of
                   Limited Partnership                                    4.3

                   First Amendment to the Marketing Agreement            10.3
                   between the Company and the Partnership
                   dated as of October 14, 1992

                   First Amendment to the Purchase Option Agreement      10.4
                   between the Company and the Partnership
                   dated as of October 14, 1992


(b)      Reports on Form 8-K:

                   No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VIPONT ROYALTY INCOME FUND, LTD.
                                      (Registrant)

                              By: ATRIX LABORATORIES, INC.
                                    Its General Partner


August 17, 1995               By: /s/ John E. Urheim
                                  ----------------------------------------------
                                  John E. Urheim, Vice Chairman of the Board and Chief Executive Officer

                        VIPONT ROYALTY INCOME FUND, LTD.

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
REPORT OF INDEPENDENT AUDITORS                                                                 F-1

FINANCIAL STATEMENTS:
    Balance Sheets - December 31, 1994 and 1993                                                F-2
    Statements of Operations - Years Ended December 31, 1994, 1993 and 1992                    F-3
    Statements of Changes in Partners' Equity (Deficit) - Years Ended December 31,
      1994, 1993 and 1992                                                                      F-4
    Statements of Cash Flows - Years Ended December 31, 1994, 1993 and 1992                    F-5

NOTES TO FINANCIAL STATEMENTS                                                               F-6 - F-8

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Vipont Royalty Income Fund, Ltd.
Fort Collins, Colorado


We have audited the accompanying balance sheets of Vipont Royalty Income Fund, Ltd., (the Partnership) as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
-------------------------------
DELOITTE & TOUCHE LLP


Denver, Colorado
January 26, 1995

                        VIPONT ROYALTY INCOME FUND, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993


                                   ASSETS


                                                                         1994                        1993
                                                                      ------------                -----------
CURRENT ASSETS:
  Cash and cash equivalents                                           $        ---                $       ---
                                                                      ------------                -----------


TOTAL                                                                 $        ---                $       ---
                                                                      ============                ===========



                      LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable - general partner                                  $    131,900                $   103,274
                                                                      ------------                -----------
    Total current liabilities                                              131,900                    103,274
                                                                      ------------                -----------

COMMITMENTS (Note 3)                                                          ---                        ---

PARTNERS' DEFICIT
  General partner                                                          102,465                    102,465
  Limited partners (5,175 units
    authorized, issued and outstanding)                                  8,901,000                  8,901,000
  Accumulated deficit                                                   (9,135,365)                (9,106,739)
                                                                      ------------                -----------
    Total partners' deficit                                               (131,900)                  (103,274)
                                                                      ------------                -----------
TOTAL                                                                 $        ---                $       ---
                                                                      ============                ===========





                       See notes to financial statements.

                        VIPONT ROYALTY INCOME FUND, LTD.
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                              1994                 1993              1992
                                                         ------------         -----------       ------------
EXPENSES:
  General and administrative
    expenses                                                $  28,626            $ 35,245           $ 155,640
                                                            ---------            --------           ---------
Total expenses                                                 28,626              35,245             155,640

INTEREST INCOME                                                   ---                 ---               1,997
                                                            ---------            --------           ---------

NET LOSS                                                    $ (28,626)           $(35,245)          $(153,643)
                                                            =========            ========           =========

NET LOSS PER LIMITED PARTNERSHIP
  INTEREST                                                  $      (5)           $     (7)          $     (29)
                                                            =========            ========           =========





                       See notes to financial statements.

                        VIPONT ROYALTY INCOME FUND, LTD.
              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992



                                                          General             Limited
                                                          Partner 1%         Partners 99%           Total
                                                          ----------         ------------        ------------
BALANCE, December 31, 1991                                  $13,287            $  72,327           $  85,614
                                                            -------            ---------           ---------

Net Loss                                                     (1,536)            (152,107)           (153,643)
                                                            -------            ---------           ---------

BALANCE, December 31, 1992                                  $11,751            $ (79,780)          $ (68,029)
                                                            -------            ---------           ---------

Net Loss                                                       (352)             (34,893)            (35,245)
                                                            -------            ---------           ---------

BALANCE, December 31, 1993                                  $11,399            $(114,673)          $(103,274)
                                                            -------            ---------           ---------

Net Loss                                                       (286)             (28,340)            (28,626)
                                                            -------            ---------           ---------

BALANCE, December 31, 1994                                  $11,113            $(143,013)          $(131,900)
                                                            =======            =========           =========





                       See notes to financial statements.

                        VIPONT ROYALTY INCOME FUND, LTD.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                                  1994                  1993                 1992
                                                             -------------         -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(28,626)             $(35,245)           $(153,643)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Changes in operating assets and liabilities:
        Accounts payable - Trade                                      ---                   ---               (1,000)
        Accounts payable - General partner                         28,626                35,245               53,239
                                                                 --------              --------            ---------

          Cash used in operating activities                           ---                   ---             (101,404)

NET DECREASE IN CASH AND CASH EQUIVALENTS                             ---                   ---             (101,404)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                             ---                   ---              101,404
                                                                 --------              --------            ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $    ---              $    ---            $     ---
                                                                 ========              ========            =========





                       See notes to financial statements.

                        VIPONT ROYALTY INCOME FUND, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Vipont Royalty Income Fund, Ltd. (the Partnership) is a Colorado Limited Partnership which was formed on August 5, 1987. The Partnership's activities to date have consisted of funding the research and development of new periodontal products for therapeutic use. Pursuant to a vote of the limited partners on June 20, 1990, Atrix Laboratories, Inc. (Atrix) was substituted as the General Partner of the Partnership and owns 1 percent of the Partnership.

    Pursuant to the partnership agreement, profits, losses, and distributions are allocated one percent to the General Partner and ninety-nine percent to the limited partners based on their respective ownership interests.

    CASH AND CASH EQUIVALENTS

         Cash equivalents include all highly liquid investments with a maturity of three months or less.

    RESEARCH AND DEVELOPMENT COSTS

         Research and development was performed for the Partnership under a research agreement with Atrix (Note 2). All costs associated with the research were expensed as they were incurred. Atrix allocated costs to the Partnership for those items which related directly to the research performed on behalf of the Partnership.

    GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include bank service charges, legal fees, management fees and office expenses.

    INCOME TAXES

         The Partnership is not considered a taxable entity for federal and state income tax purposes. Any taxable income or losses are reported by the partners on their own tax returns in accordance with the partnership agreement.

    LOSS PER LIMITED PARTNERSHIP INTERESTS

         The loss per limited partnership interest is calculated based on the 5,175 limited partnership units outstanding.

                        VIPONT ROYALTY INCOME FUND, LTD.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


2.  RESEARCH AND DEVELOPMENT

    Effective August 5, 1987, the Partnership entered into contracts with Atrix to perform research and development for new therapeutic periodontal treatment products and the development of a method of producing sanguinarine from plant cells in tissue culture.

    Under the terms of the contracts, the Partnership made annual advance payments to Atrix for the estimated yearly cost of the research. The advance payments were expensed monthly as the funds were used to perform research. Atrix received 18.3 percent of all direct and indirect research costs as overhead reimbursement. During the year ended December 31, 1991, the remaining funds raised by the Partnership were expended. Atrix has elected to use its funds to continue research and development activities related to the Perio Product.

3.  RELATED PARTY TRANSACTIONS AND COMMITMENTS

    See Note 2 for additional related party transactions.

    The Partnership is required to pay the General Partner $12,000 annually for management fees. The Partnership incurred $12,000 in management fees for each year ended December 31, 1994, 1993 and 1992. The Partnership owed the General Partner $131,900 at December 31, 1994 and $103,274 at December 31, 1993 for expenses incurred by the General Partner on behalf of the Partnership.

    The Partnership's payable to the General Partner is a result of administrative expenses being paid by the General Partner. As the Partnership will no longer be able to pay continued administrative expenses of the Partnership, the General Partner has agreed to continue to fund these continued expenses.

    Pursuant to a marketing agreement, the Partnership has granted Atrix the exclusive right, subject to certain conditions, to manufacture and market therapeutic periodontal treatment products (the Product), if developed. In exchange for the manufacturing and marketing rights, Atrix is required to pay the Partnership quarterly royalty payments in the following amounts: (i) 12 percent of gross sales revenues, as that term is defined in the marketing agreement, until such time as they equal two times the gross proceeds from the public offering of Partnership units in 1987 allocated to the research and development of the Perio Product; (ii) thereafter, 8% of gross sales revenues until such time as they equal an additional two times the gross proceeds from the public offering of Partnership units in 1987 allocated to research and development of

                        VIPONT ROYALTY INCOME FUND, LTD.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


the Perio Product; and (iii) thereafter, 4% of gross sales revenues and continuing until the earlier of certain events, more particularly set forth in the marketing agreement.

    The Partnership has granted Atrix the exclusive right, but not the obligation, to purchase all of the Partnership's right, title and interest in the therapeutic periodontal treatment technology and products. The exercise price for the option is equal to two times the gross proceeds from the public offering of the Partnership units in 1987 allocated to the research and development of the Perio Product. This option cannot be exercised until the partners have received four times their initial investment relating to the Perio Product.

                                 EXHIBIT INDEX



Exhibit No.     Exhibit Description                                     Page
-----------     -------------------                                     ----
   4.3          Amendment No. 1 to the Agreement of
                Limited Partnership

  10.3 First Amendment to the Marketing Agreement between the Company and the Partnership dated as of October 14, 1992

  10.4 First Amendment to the Purchase Option Agreement between the Company and the Partnership dated as of October 14, 1992
